Form 10-Q
period 2021-06-30
TZP Strategies Acquisition Corp.
filed 2021-08-12
CIK 1823481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2021

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
of the Exchange Act).    Yes  ☒    No  ☐
As of August 11, 2021, there were 28,750,000 Class A ordinary shares, $0.0001 par value and 7,187,500 Class B ordinary shares, $0.0001 par value, issued and outstanding.

TZP STRATEGIES ACQUISITION CORP.
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
TZP STRATEGIES ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash	$640,142	$—
Prepaid expenses and other current assets	463,977	—

Total Current Assets	1,104,119	—
Deferred offering costs	—	322,376
Investments held in Trust Account	287,542,697	—

TOTAL ASSETS	$288,646,816	$322,376

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$1,456,953	$—
Accrued offering costs	—	178,884
Promissory note – related party	—	123,492

Total Current Liabilities	1,456,953	302,376

Deferred underwriting fee payable	10,062,500	—
Warrant Liability	11,947,500	—

Total Liabilities	23,466,953	302,376

Commitments and Contingencies

Class A ordinary shares subject to possible redemption 26,017,986 and no shares at $10.00 per share redemption value at June 30, 2021 and December 31, 2020, respectively	260,179,860	—

Shareholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 2,732,014 and no shares issued and outstanding (excluding 26,017,986 and no shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	273	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 7,187,500 shares issued and outstanding at June 30, 2021 and December 31, 2020	719	719
Additional paid-in capital	—	24,281
Retained earnings/(Accumulated deficit)	4,999,011	(5,000)

Total Shareholders’ Equity	5,000,003	20,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$288,646,816	$322,376

The accompanying notes are an integral part of the unaudited condensed financial statements.

TZP STRATEGIES ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Operating and formation costs	$244,108	$1,765,876

Loss from operations	(244,108)	(1,765,876)

Other income (expense):
Interest earned on investments held in Trust Account	3,615	42,697
Interest expense	(5,644)	(10,420)
Transaction costs allocated to warrant liability	—	(791,150)

Change in fair value of warrant liability	(3,097,500)	8,997,500

Total other income (expense), net	(3,099,529)	8,238,627

Net (loss) income	$(3,343,637)	$6,472,751

Weighted average shares outstanding, Class A redeemable ordinary shares	28,750,000	28,750,000

Basic and diluted net income per share, Class A redeemable ordinary shares	$0.00	$0.00

Basic weighted average shares outstanding, Class B non-redeemable ordinary shares	7,187,500	7,073,550

Basic net income (loss) per share, Class B non-redeemable ordinary shares	$(0.47)	$0.91
Diluted weighted average shares outstanding, Class B non-redeemable ordinary shares	7,187,500	7,187,500

Diluted net income (loss) per share, Class B non-redeemable ordinary shares	$(0.47)	$0.89

The accompanying notes are an integral part of the unaudited condensed financial statements.

TZP STRATEGIES ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE AND SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount

Balance — January 1, 2021	—	$—	7,187,500	$719	$24,281	$(5,000)	$20,000
Sale of 28,750,000 Units, net of underwriting discounts, offering costs and initial measurement of fair value of public warrants	28,750,000	2,875	—	—	258,270,904	—	258,273,779
Cash paid in excess of fair value for Private Placement Warrants	—	—	—	—	413,333	—	413,333
Ordinary shares subject to possible redemption	(26,352,349)	(2,635)	—	—	(258,708,518)	(4,812,337)	(263,523,490)
Net income	—	—	—	—	—	9,816,388	9,816,388

Balance – March 31, 2021 (unaudited)	2,397,651	$240	7,187,500	$719	$—	$4,999,051	$5,000,010
Change in Ordinary shares subject to possible redemption	334,363	33	—	—	—	3,343,597	3,343,630
Net (loss)	—	—	—	—	—	(3,343,637)	(3,343,637)

Balance – June 30, 2021 (unaudited)	2,732,014	$273	7,187,500	$719	$—	$4,999,011	$5,000,003

The accompanying notes are an integral part of the unaudited condensed financial statements.

TZP STRATEGIES ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$6,472,751
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(42,697)
Change in fair value of warrant liabilities	(8,997,500)
Transaction costs related to warrant liability	791,150
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(463,977)
Accrued expenses	1,456,953

Net cash used in operating activities	(783,320)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(287,500,000)

Net cash used in investing activities	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	281,750,000
Proceeds from sale of Private Placements Warrants	7,750,000
Repayment of promissory note - related party	(123,492)
Payment of offering costs	(453,046)

Net cash provided by financing activities	288,923,462

Net Change in Cash	640,142
Cash – Beginning of period	—

Cash – End of period	$640,142

Non-Cash investing and financing activities:
Initial classification of Class A ordinary shares subject to possible redemption	$252,915,960

Change in value of Class A ordinary shares subject to possible redemption	$7,263,900

Deferred underwriting fee payable	$10,062,500

Other:
Cash paid for interest:	$10,420

The accompanying notes are an integral part of the unaudited condensed financial statements.

TZP STRATEGIES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from August 31, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
JUNE 30, 2021
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
JUNE 30, 2021
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
as filed with the SEC on January 28, 2021 (see Note 2). The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

TZP STRATEGIES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Liquidity and Capital Resources
As of June 30, 2021, the Company had approximately $0.6 million in its operating bank account, and a working capital deficit of approximately $0.4 million.
The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, the loan from the Sponsor pursuant to the Note (as defined in Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full upon consummation of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of June 30, 2021, the Company had no borrowings under the Working Capital Loans.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.
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
JUNE 30, 2021
(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, 26,017,986 Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
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
Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$3,615	$42,697

Redeemable Net Earnings (Loss)	$3,615	$42,697

Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	28,750,000	28,750,000

Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$0.00	$0.00

Non-Redeemable Class B Ordinary Shares
Numerator: Net Income minus Redeemable Net Earnings
Net Income (Loss)	$(3,343,637)	$6,472,751
Less: Redeemable Net Earnings (Loss)	(3,615)	(42,697)

Non-Redeemable Net Income (Loss)	$(3,347,252)	$6,430,054

Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares
Non-Redeemable Class B Ordinary Shares, Basic	7,187,500	7,073,550

Income/Basic Non-Redeemable Class B Ordinary Shares	$(0.47)	$0.91
Non-Redeemable Class B Ordinary Shares, Diluted	7,187,500	7,187,500
Income (Loss), Diluted Non-Redeemable Class B Ordinary Shares	$(0.47)	$0.89

TZP STRATEGIES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository I
n
sura
n
ce Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.
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
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
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

TZP STRATEGIES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Promissory Note — Related Party
On September 1, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest
bearing and payable on the earlier of (i) February 28, 2021 and (ii) the completion of the Initial Public Offering. As of June 30, 2021 and December 31, 2020, there was $0 and $123,492, respectively, outstanding under the Promissory Note.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.
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
NOTE 7. STOCKHOLDERS’ EQUITY
Preference Shares
—
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Class
 A Ordinary shares
— The Company is authorized to issue 300,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2021, there were 2,732,014 shares of Class A ordinary shares issued and outstanding, excluding 26,017,986 shares of Class A ordinary shares subject to possible redemption. At December 31, 2020, there were no shares of Class A ordinary shares issued or outstanding.
Class
 B Ordinary shares
— The Company is authorized to issue 30,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. At June 30, 2021 and December 31, 2020, there were 7,187,500 shares of Class B ordinary shares issued and outstanding.

TZP STRATEGIES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

•
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
JUNE 30, 2021
(Unaudited)

Redemption of warrants when the price per Class
 A ordinary share equals or exceeds $10.00
.
Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•
at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined based on the redemption date and the fair market value of the Class A ordinary shares;

•
if, and only if, the closing price of the Class A ordinary shares equal or exceeds $10.00 per public share (as adjusted) for any 20 trading days within the
30-trading
day period ending three trading days before the Company sends the notice of redemption of the warrant holders; and

•
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

TZP STRATEGIES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

At June 30, 2021, assets held in the Trust Account were comprised of $287,542,697 in money market funds which are invested primarily in U.S. Treasury Securities. Through June 30, 2021, the Company did not withdraw any of interest earned on the Trust Account.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Held-To-Maturity	Level	Fair Value
Assets:
June 30, 2021	U.S. Treasury Securities	1	$287,542,697

Liabilities:
June 30, 2021	Warrant Liability – Public Warrants	1	7,762,500
June 30, 2021	Warrant Liability – Private Placement Warrants	2	4,185,000
The Warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on our accompanying June 30, 2021 condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations.
The Public Warrants and Private Placement Warrants were valued at the initial measurement date using a binomial lattice model in a risk-neutral framework, which is cons
i
dered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value is the expected volatility of the ord
i
nary shares. The expected volatility was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. For periods subsequent to the detachment of the Public Warrants from the Units where active trading of the Company’s Public Warrants is observable, including at June 30, 2021, the close price of the Public Warrant price will be used as the fair value of the Public Warrants as of each relevant date. The subsequent measurements of the Private Placement Warrants after the detachment of the Public Warrants from the Units are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market.
The following table presents the changes in the fair value of Level 3 liabilities measured at fair value:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on January 22, 2021	7,336,667	13,608,333	20,945,000
Change in fair value	(3,151,667)	(5,845,833)	(8,997,500)
Transfer to Level 1	—	(7,762,500)	(7,762,500)
Transfer to Level 2	(4,185,000)	—	(4,185,000)

Fair value as of June 30, 2021	$—	—	—

Transfers to/from Levels 1, 2 a
n
d 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Wa
r
rants transferred from a Level 3 measurement to a Level 1 fair value measurement during the six months ended June 30, 2021 was $7,762,500. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the six months ended June 30, 2021 was $4,185,000.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.
On August 10, 2021, the Company issued an unsecured promissory note (the “Note”) in the principal amount of
 $1,000,000
to the Sponsor. The Note does not bear interest and is repayable in full upon consummation of the Company’s initial Business Combination. If the Company does not complete a Business Combination, the Note shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the Note, in whole or in part, into private placement warrants, at a price of
 $
1.50

per private placement warrant. The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable.

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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 31, 2020 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2021, we had net loss of approximately $3.3 million, which consists of loss of approximately $3.1 million derived from the changes in fair value of the warrant liability and operation costs of approximately $0.2 million.
For the six months ended June 30, 2021, we had net income of approximately $6.5 million, which consists of income of approximately $9.0 million derived from the changes in fair value of the warrant liability offset by operation costs of approximately $2.5 million.
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
For the six months ended June 30, 2021, cash used in operating activities was approximately $0.8 million. Net income of approximately $6.5 million was affected by non-cash
charges (income) related to the change in fair value of the warrant liability of approximately ($9.0) million and transaction costs associated with the warrant liability of approximately $0.8 million. Changes in operating assets and liabilities provided approximately $1 million of cash for operating activities.
As of June 30, 2021, we had investments held in the Trust Account of $287,542,697 (including approximately $42,697 of interest income) consisting of a mutual fund with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had cash of $640,142. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting described above. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.
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
We have identified a material weakness in our internal control over financial reporting as of June 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
Following this issuance of the SEC Statement, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules
13a-15(e)
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
As a result of the material weakness in our internal controls over financial reporting described herein, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Form
10-Q,
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
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
On August 10, 2021, the Company issued an unsecured promissory note (the “Note”) in the principal amount of $1,000,000 to the Sponsor. The Note does not bear interest and is repayable in full upon consummation of the Company’s initial Business Combination. If the Company does not complete a Business Combination, the Note shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the Note, in whole or in part, into private placement warrants (as defined in that certain Warrant Agreement, dated January 19, 2021, by and between the Company and Continental Stock Transfer & Trust Company), at a price of $1.50 per private placement warrant. The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable.
The Note was issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.
The Note is attached as Exhibit 10.1 to this Quarterly Report on Form
10-Q
and is incorporated herein by reference. The disclosure set forth herein is intended to be a summary only and is qualified in its entirety by reference to the Note.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.1	Promissory Note, dated August 10, 2021, issued by TZP Strategies Acquisition Corp. to TZPS SPAC Holdings LLC

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TZP STRATEGIES ACQUISITION CORP.

Date: August 12, 2021	By:	/s/ Samuel Katz
	Name:	Samuel Katz
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Sheera Michael
	Name:	Sheera Michael
	Title:	(Principal Financial Officer and
Principal Accounting Officer)