Form 10-Q
period 2021-09-30
TZP Strategies Acquisition Corp.
filed 2021-11-12
CIK 1823481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2021

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
(212)398-0300
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
(212)398-0300
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
of the Exchange Act).    Yes  ☒    No  ☐
As of November
10
, 2021, there were 28,750,000

Class A ordinary shares, $0.0001 par value,
and 7,187,500 Class B ordinary shares, $0.0001 par value, issued and outstanding.

TZP STRATEGIES ACQUISITION CORP.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

Page
Part I. Financial Information
Item 1. Financial Statements	1
Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2021 and for the period from August 31, 2020 (Inception) through September 30, 2020	2
Unaudited Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the three and nine months ended September 30, 2021 and for the period from August 31, 2020 (Inception) through September 30, 2020	3
Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2021 and for the period from August 31, 2020 (Inception) through September 30, 2020	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	17
Item 4. Controls and Procedures	17
Part II. Other Information
Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	19
Item 4. Mine Safety Disclosures	19
Item 5. Other Information	19
Item 6. Exhibits	20
Part III. Signatures	21

i

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
TZP STRATEGIES ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash	$314,746	$—
Prepaid expenses and other current assets	530,541	—

Total Current Assets	845,287	—
Deferred offering costs	—	322,376
Investments held in Trust Account	287,546,397	—

TOTAL ASSETS	$288,391,684	$322,376

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued expenses	$1,641,306	$—
Accrued offering costs	—	178,884
Promissory note – related party	—	123,492

Total Current Liabilities	1,641,306	302,376

Deferred underwriting fee payable	10,062,500	—
Warrant liabilities	9,292,500	—

Total Liabilities	20,996,306	302,376

Commitments and Contingencies

Class A ordinary shares subject to possible redemption 28,750,000 and no shares at $10.00 per share redemption value at September 30, 2021 and December 31, 2020, respectively	287,500,000	—

Shareholders’ (Deficit) Equity
Preference shares, $ 0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized	—	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 7,187,500 shares issued and outstanding at September 30, 2021 and December 31, 2020	719	719
Additional paid-in capital	—	24,281
Accumulated deficit	(20,105,341)	(5,000)

Total Shareholders’ (Deficit) Equity	(20,104,622)	20,000

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$288,391,684	$322,376

The accompanying notes are an integral part of the unaudited condensed financial statements.

TZP STRATEGIES ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	For the Period from August 31, 2020 (Inception) through September 30, 2020
General and administrative expenses	$439,597	$2,205,473	$5,000

Loss from operations	(439,597)	(2,205,473)	(5,000)

Other income (expense):
Income earned on investments held in Trust Account	3,700	46,397	—
Interest expense	(3,588)	(14,008)	—
Transaction costs allocated to warrant liabilities	—	(791,150)	—

Change in fair value of warrant liabilities	2,655,000	11,652,500	—

Total other income, net	2,655,112	10,893,739	—

Net income (loss)	$2,215,515	$8,688,266	$(5,000)

Weighted average shares outstanding, Class A ordinary shares	28,750,000	26,538,462	—

Basic and diluted net income per share, Class A ordinary shares	$0.06	$0.26	$—

Basic weighted average shares outstanding, Class B ordinary shares	7,187,500	7,111,951	6,250,000

Basic net income (loss) per share, Class B ordinary shares	$0.06	$0.26	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

TZP STRATEGIES ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
REVISED

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance — January 1, 2021	—	$—	7,187,500	$719	$24,281	$(5,000)	$20,000
Cash paid in excess of fair value of Private Placement warrants	—	—	—	—	413,333	—	413,333
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(437,614)	(28,788,607)	(29,226,221)
Net income	—	—	—	—	—	9,816,388	9,816,388

Balance – March 31, 2021	—	$—	7,187,500	$719	$—	$(18,977,219)	$(18,976,500)
Net loss	—	—	—	—	—	(3,343,637)	(3,343,646)

Balance – June 30, 2021	—	$—	7,187,500	$719	$—	$(22,320,856)	$(22,320,137)
Net income	—	—	—	—	—	2,215,515	2,215,515

Balance – September 30, 2021	—	$—	7,187,500	$719	$—	$(20,105,341)	$(20,104,622)

FOR THE PERIOD FROM AUGUST 31, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance — August 31, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares	—	—	7,187,500	719	24,281	—	25,000
Net loss	—	—	—	—	—	(5,000)	(5,000)

Balance – September 30, 2020	—	$—	7,187,500	$719	$24,281	$(5,000)	$20,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

TZP STRATEGIES ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30, 2021	For the Period from August 31, 2020 (Inception) through September 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$8,688,266	$(5,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of formation costs through issuance of Class B ordinary shares	—	5,000
Income earned on investments held in Trust Account	(46,397)	—
Change in fair value of warrant liabilities	(11,652,500)	—
Transaction costs related to warrant liabilities	791,150	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(530,541)	—
Accrued expenses	1,641,306	—

Net cash used in operating activities	(1,108,716)	—

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(287,500,000)	—

Net cash used in investing activities	(287,500,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	281,750,000	—
Proceeds from sale of Private Placement Warrants	7,750,000	—
Repayment of promissory note - related party	(123,492)	—
Payment of offering costs	(453,046)	—

Net cash provided by financing activities	288,923,462	—

Net Change in Cash	314,746	—
Cash – Beginning	—	—

Cash – Ending	$314,746	$—

Non-cash investing and financing activities:
Deferred underwriting fee payable	$10,062,500	$—

Deferred offering costs included in accrued offering costs	$—	$50,000

Deferred offering costs paid through promissory note - related party	$—	$35,153

Deferred offering costs paid by Sponsor in exchange for the issuance of Class B ordinary shares	$—	$20,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

TZP STRATEGIES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from August 31, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the marketable securities held in the Trust Account (as defined below).
The registration statement for the Company’s Initial Public Offering was declared effective on January 19, 2021. On January 22, 2021, the Company consummated the Initial Public Offering of 28,750,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”) which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,750,000 Units, at $10.00 per Unit, generating gross proceeds of $287,500,000 which is described in Note 4.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,166,667 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to TZPS SPAC Holdings LLC (the “Sponsor”), generating gross proceeds of $7,750,000, which is described in Note 5.
Transaction costs amounted to $16,409,038, consisting of $5,750,000 of underwriting fees, $10,062,500 of deferred underwriting fees and $596,538 of other offering costs.
Following the closing of the Initial Public Offering on January 22, 2021, an amount of $287,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7of the Investment Company Act, as determined by the Company, until the earliest of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80
% of the assets held in the Trust Account (net amounts previously disbursed to management for working capital purposes and excluding the amount of deferred underwriting commissions and taxes payable on the income earned on the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires
50
% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.
The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially $
10.00 per Public Share), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to certain limitations as described in the prospectus. The per-share
amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

TZP STRATEGIES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.
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
The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it will receive if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).
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

TZP STRATEGIES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should revise its financial statements to classify all Public Shares in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to possible redemption to be classified outside of permanent equity. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary shares while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.
As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued Initial Public Offering Balance Sheet and Form 10-Q’s will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.
In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company also revised its income (loss) per ordinary share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.
The impact of the revision on the Company’s financial statements is reflected in the following table.

Balance Sheet as of January 22, 2021 (audited)	As Previously Reported	Adjustment	As Revised
Class A ordinary shares subject to possible redemption	$252,915,960	$34,584,040	$287,500,000
Class A ordinary shares	$346	$(346)	$—
Additional paid-in capital	$5,794,714	$(5,794,714)	$—
Accumulated deficit	$(795,777)	$(28,788,980)	$(29,584,757)
Total Shareholders’ (Deficit) Equity	$5,000,002	$(34,584,040)	$(29,584,038)
NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form10-Qand Article 8 of Regulation
S-X
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
as filed with the SEC on January 28, 2021 (see Note 3). The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

TZP STRATEGIES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Liquidity and Capital Resources
As of September 30, 2021, the Company had approximately $0.3 million in its operating bank account, and a working capital deficit of approximately $0.8 million.
The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, the loan from the Sponsor pursuant to the Note (as defined in Note 6), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full upon consummation of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 6). As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.
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
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.
Offering Costs
Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $15,617,888 were initially charged to temporary equity and then accreted to ordinary shares subject to redemption upon the completion of the Initial Public Offering, and $
791,150 of the offering costs were allocated to the warrant liabilities and charged to the statement of operations.

TZP STRATEGIES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Warrant Liabilities
The Company accounts for the Public Warrants (as defined in Note 4) and Private Placement Warrants (together, with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The Private Placement Warrants and Public Warrants for periods where no observable traded price was available were valued using a binomial lattice simulation model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value for the Warrants as of each relevant date.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ (deficit) equity section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in
capital and accumulated deficit.
At September 30, 2021, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(13,608,333)
Class A ordinary shares issuance costs	(15,617,888)
Plus:
Accretion of carrying value to redemption value	29,226,221

Class A ordinary shares subject to possible redemption	$287,500,000

Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Net income (Loss) per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class
method in calculating income (loss) per ordinary share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 14,750,000 Class A ordinary shares in the aggregate. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021		For the Period From August 31, 2020 (Inception) Through September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$1,772,412	$443,103	$6,852,018	$1,836,248	$—	$(5,000)
Denominator:
Basic and diluted weighted average shares outstanding	28,750,000	7,187,500	26,538,462	7,111,951	—	6,250,000

Basic and diluted net income (loss) per ordinary share	$0.06	$0.06	$0.26	$0.26	$—	$(0.00)

TZP STRATEGIES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for the warrant liabilities (see Note 10).
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
NOTE 4. PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 28,750,000 Units which includes a full exercise by the underwriters of their over-allotment option in the amount of 3,750,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-third
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 9).
NOTE 5. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 5,166,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $7,750,000, in a private placement. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 9). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.
NOTE 6. RELATED PARTY TRANSACTIONS
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

TZP STRATEGIES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Administrative Support Agreement
The Company entered into an agreement, commencing on January 22, 2021, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2021, the Company incurred $90,000 in fees for these services, of which such amount is recorded in accrued expenses in the accompanying condensed balance sheet as of September 30, 2021.
Promissory Note — Related Party
On September 1, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest
bearing and payable on the earlier of (i) February 28, 2021 and (ii) the completion of the Initial Public Offering. As of September 30, 2021 and December 31, 2020, there was $0 and $123,492, respectively, outstanding under the Promissory Note.

Borrowings are no longer available under the Promissory Note.
On August 10, 2021, the Company issued an unsecured promissory note (the “Note”) in the principal amount of $1,000,000 to the Sponsor. The Note does not bear interest and is repayable in full upon consummation of the Company’s initial Business Combination. If the Company does not complete a Business Combination, the Note shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the Note, in whole or in part, into private placement warrants, at a price of $1.50 per private placement warrant. The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. As of September 30, 2021, there were no amounts outstanding under the Note.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.
NOTE 7. COMMITMENTS

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
NOTE 8. SHAREHOLDERS’ EQUITY
Preference Shares
—
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary shares
— The Company is authorized to issue 300,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2021, there were 28,750,000 Class A ordinary shares issued and outstanding, which are presented as temporary equity. At December 31, 2020, there were no Class A ordinary shares issued or outstanding.
Class
 B Ordinary shares
— The Company is authorized to issue 30,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. At September 30, 2021 and December 31, 2020, there were 7,187,500 shares of Class B ordinary shares issued and outstanding.
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

TZP STRATEGIES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 9. WARRANTS
As of September 30, 2021, there were 9,583,333 Public Warrants and 5,166,667 Private Placement Warrants outstanding. As of December 31, 2020, there were no Public Warrants and Private Placement Warrants outstanding.
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
SEPTEMBER 30, 2021
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
NOTE 10. FAIR VALUE MEASUREMENTS
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

TZP STRATEGIES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

At September 30, 2021, assets held in the Trust Account were comprised of $287,546,397 in a money market fund which is invested primarily in U.S. Treasury Securities. Through September 30, 2021, the Company did not withdraw any of income earned on the Trust Account.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Level	Fair Value
Assets:
September 30, 2021	Investment held in Trust Account - Money Market Fund	1	$287,546,397

Liabilities:
September 30, 2021	Warrant Liability – Public Warrants	1	6,037,500
September 30, 2021	Warrant Liability – Private Placement Warrants	2	3,255,000
The Warrants are accounted for as liabilities in accordance with
ASC815-40
and are presented within warrant liabilities in the accompanying condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.
The Public Warrants and Private Placement Warrants were valued at the initial measurement date using a binomial lattice model in a risk-neutral framework, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value is the expected volatility of the ordinary shares. The expected volatility was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. For periods subsequent to the detachment of the Public Warrants from the Units where active trading of the Company’s Public Warrants is observable, including at September 30, 2021, the close price of the Public Warrant price was used as the fair value of the Public Warrants as of each relevant date. The measurement of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market. The subsequent measurements of the Private Placement Warrants after the detachment of the Public Warrants from the Units are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market.
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the nine months ended September 30, 2021 was $7,762,500. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the nine months ended September 30, 2021 was $4,185,000.

There were no transfers to/from Levels 1, 2 and 3 during the three months ended September 30, 2021.
NOTE 11. SUBSEQUENT EVENTS
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 31, 2020 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended September 30, 2021, we had net income of approximately $2.2 million, which consisted of income of approximately $2.7 million derived from the changes in fair value of the warrant liabilities and interest earned on investment held in Trust Account of $3,700, offset by general and administrative expenses of approximately $0.4 million and interest expense of approximately $4,000.
For the nine months ended September 30, 2021, we had net income of approximately $8.7 million, which consisted of income of approximately $11.7 million derived from the changes in fair value of the warrant liabilities and interest earned on investment held in Trust Account of approximately $46,000, offset by general and administrative expenses costs of approximately $3.0 million and interest expense of approximately $14,000.
For the period from August 31, 2020 (inception) through September 30, 2020, we had a net loss of $5,000, which consists of formation costs.
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
For the nine months ended September 30, 2021, cash used in operating activities was approximately $1.1 million. Net income of approximately $8.7 million was affected by non-cash
charges (income) related to the change in fair value of the warrant liabilities of approximately $11.7 million, interest earned on investment held in Trust Account of approximately $46,000 and transaction costs associated with the warrant liabilities of approximately $0.8 million. Changes in operating assets and liabilities provided approximately $1.1 million of cash for operating activities.
As of September 30, 2021, we had investments held in the Trust Account of $287,546,397 (including approximately $46,000 of interest income) consisting of a mutual fund with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021, we had cash of $314,746. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
On August 10, 2021, we issued an unsecured promissory note (the “Note”) in the principal amount of $1,000,000 to the Sponsor. The Note does not bear interest and is repayable in full upon consummation of a Business Combination. If we do not complete a Business Combination, the Note shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the Note, in whole or in part, into private placement warrants, at a price of $1.50 per private placement warrant. The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. As of September 30, 2021, there were no amounts outstanding under the Note.
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
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Warrant Liabilities
We account for the Warrants in accordance with the guidance contained in ASC 815 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Private Placement Warrants and Public Warrants for periods where no observable traded price was available were valued using a binomial lattice simulation model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value for the Warrants as of each relevant date.
Class A Ordinary Shares Subject to Possible Redemption
We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ (deficit) equity section of our condensed balance sheets.

Net Income (Loss) Per Ordinary Share
Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. We apply the two-class
method in calculating income (loss) per ordinary share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU 2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that
ASU 2020-06
would have on our financial position, results of operations or cash flows.
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
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2021.
Remediation of a Material weakness in Internal Control over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2021.

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
On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued the SEC Statement, wherein the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our warrants, and pursuant to the guidance in ASC 815, Derivatives and Hedging (“ASC 815”), determined the warrants should be classified as derivative liabilities measured at fair value on our balance sheet, with any changes in fair value to be reported each period in earnings on our statements of operations.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On January 22, 2021, we consummated the Initial Public Offering of 28,750,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $287,500,000. Credit Suisse acted as sole book-running of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on
Form S-1(No. 333-251773).
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

TZP STRATEGIES ACQUISITION CORP.

Date: November 12, 2021	By:	/s/ Samuel Katz
	Name:	Samuel Katz
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Sheera Michael
	Name:	Sheera Michael
	Title:	(Principal Financial Officer and
Principal Accounting Officer)