Form 10-Q/A
period 2021-09-30
TZP Strategies Acquisition Corp.
filed 2021-12-29
CIK 1823481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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
As of December 2
9
, 2021,
there were
28,750,000

Class A ordinary shares, $0.0001 par value,
and
7,187,500
Class B ordinary shares, $0.0001 par value, issued and outstanding.

EXPLANATORY NOTE
TZP Strategies Acquisition Corp. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form
10-Q/A
for the quarterly period ended September 30, 2021 (this “Quarterly Report”) to amend and restate certain terms in its Quarterly Report on Form
10-Q
for the quarterly period September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2021 (the “Original Quarterly Report”).
Background of Restatement
All of the shares held by the Company’s public shareholders (the “Public Shares”) contain a redemption feature which provides each holder of such shares with the opportunity to have their shares redeemed, and management has no control over which Public Shares will be redeemed. ASC
480-10-S99-3A
provides that redemption provisions not solely within the control of the issuer require shares subject to redemption to be classified outside of permanent equity. Furthermore, ASC
480-10-25-6(b)
provides guidance stating that in determining if an instrument is mandatorily redeemable, a provision that defers redemption until a specified liquidity level is reached would not affect classification of the instrument. As such, management has identified errors made in the historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly recorded its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with the
10-Q/A
filing, the Company revised this interpretation to include temporary equity in net tangible assets. Management determined that the Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity as of the Initial Public Offering date and all subsequent reporting periods.
In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income and losses of the Company.
As a result, the Company’s management, together with the Audit Committee, determined that the Company’s financial statements and other financial data as of and for the three months ended March 31, 2021 and for the three and six months ended June 30, 2021 should be restated in the Form
10-Q/A
as a result of this error. The three months ended March 31, 2021 and the three and six months ended June 30, 2021 will be restated in Note 2 of this September 30, 2021 amended Form
10-Q
/A
.
These restatements result in a change in the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A ordinary shares. Further, there is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss) but earnings per share was impacted due to a change in presentation relating to the restatements.
The restatement does not have an impact on the Company’s cash position.
The financial information that has been previously filed in the Original Quarterly Report, as well as the financial statements included in the previously filed March 31, 2021 and June 30, 2021 Quarterly Reports, is superseded by the information in this Form 10-Q/A. In addition, the audit report of WithumSmith+Brown, PC (“Withum”), the Company’s independent registered public accounting firm, included in the Current Report on Form 8-K filed with the SEC on January 28, 2021 should no longer be relied upon. On December 23, 2021, the Company filed a report on Form 8-K disclosing this non-reliance on the financial statements.
Internal Control Considerations
In connection with the restatement, management has
re-evaluated
the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, and the filing of the Form
10-Q,
a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Form
10-Q/A.

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

i

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
TZP STRATEGIES ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash	$314,746	$—
Prepaid expenses and other current assets	530,541	—

Total Current Assets	845,287	—
Deferred offering costs	—	322,376
Investments held in Trust Account	287,546,397	—

TOTAL ASSETS	$288,391,684	$322,376

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued expenses	$1,641,306	$—
Accrued offering costs	—	178,884
Promissory note – related party	—	123,492

Total Current Liabilities	1,641,306	302,376

Deferred underwriting fee payable	10,062,500	—
Warrant liabilities	9,292,500	—

Total Liabilities	20,996,306	302,376

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 300,000,000 shares authorized; 28,750,000 and no shares at $10.00 per share redemption value, issued and outstanding, at September 30, 2021 and December 31, 2020, respectively	287,500,000	—

Shareholders’ (Deficit) Equity
Preference shares, $ 0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 7,187,500 shares issued and outstanding at September 30, 2021 and December 31, 2020	719	719
Additional paid-in capital	—	24,281
Accumulated deficit	(20,105,341)	(5,000)

Total Shareholders’ (Deficit) Equity	(20,104,622)	20,000

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$288,391,684	$322,376

The accompanying notes are an integral part of the unaudited condensed financial statements.

TZP STRATEGIES ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	For the Period from August 31, 2020 (Inception) through September 30, 2020
General and administrative expenses	$439,597	$2,205,473	$5,000

Loss from operations	(439,597)	(2,205,473)	(5,000)

Other income (expense):
Income earned on investments held in Trust Account	3,700	46,397	—
Interest expense	(3,588)	(14,008)	—
Transaction costs allocated to warrant liabilities	—	(791,150)	—

Change in fair value of warrant liabilities	2,655,000	11,652,500	—

Total other income, net	2,655,112	10,893,739	—

Net income (loss)	$2,215,515	$8,688,266	$(5,000)

Weighted average shares outstanding, Class A ordinary shares	28,750,000	26,538,462	—

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.06	$0.26	$—

Basic weighted average shares outstanding, Class B ordinary shares	7,187,500	7,111,951	6,250,000

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.06	$0.26	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

TZP STRATEGIES ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance — January 1, 2021	—	$—	7,187,500	$719	$24,281	$(5,000)	$20,000
Cash paid in excess of fair value of Private Placem e nt warrants	—	—	—	—	413,333	—	413,333
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(437,614)	(28,788,607)	(29,226,221)
Net income	—	—	—	—	—	9,816,388	9,816,388

Balance – March 31, 2021 (as restated)	—	$—	7,187,500	$719	$—	$(18,977,219)	$(18,976,500)
Net loss	—	—	—	—	—	(3,343,637)	(3,343,646)

Balance – June 30, 2021 (as restated)	—	$—	7,187,500	$719	$—	$(22,320,856)	$(22,320,137)
Net income	—	—	—	—	—	2,215,515	2,215,515

Balance – September 30, 2021	—	$—	7,187,500	$719	$—	$(20,105,341)	$(20,104,622)

FOR THE PERIOD FROM AUGUST 31, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance — August 31, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares	—	—	7,187,500	719	24,281	—	25,000
Net loss	—	—	—	—	—	(5,000)	(5,000)

Balance – September 30, 2020	—	$—	7,187,500	$719	$24,281	$(5,000)	$20,000

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

TZP STRATEGIES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should restate its financial statements to classify all Public Shares in temporary equity. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to possible redemption to be classified outside of permanent equity. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption valu
e of $
10.00
per Class A ordinary shares while also taking into consideration a redemption cannot result in net tangible assets being less than $
5,000,001
. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC
480
.
As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.
In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company also restated its income (loss) per ordinary share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.
The impact of the restatement on the Company’s financial statements is reflected in the following table:

	As Previously Reported	Adjustment	As Restated
Condensed Balance Sheet as of March 31, 2021 (Unaudited)
Class A ordinary shares subject to possible redemption	$263,523,499	$23,976,501	$287,500,000
Class A ordinary shares	$240	$(240)	$—
Retained earnings (accumulated deficit)	$4,999,051	$(23,976,270)	$(18,977,219)
Total Shareholders’ Equity (Deficit)	$5,000,010	$(23,976,510)	$(18,976,500)

Condensed Balance Sheet as of June 30, 2021 (Unaudited)
Class A ordinary shares subject to possible redemption	$260,179,860	$27,320,140	$287,500,000
Class A ordinary shares	$273	$(273)	$—
Retained earnings (accumulated deficit)	$4,999,011	$(27,319,867)	$(22,320,856)
Total Shareholders’ Equity (Deficit)	$5,000,003	$(27,320,140)	$(22,320,137)

Condensed Statement of Cash Flows for the Three Months Ended March 31, 2021 (Unaudited)
Initial classification of Class A ordinary shares subject to possible redemption	$252,915,960	$(252,915,960)	$—
Change in value of Class A ordinary shares subject to possible redemption	$10,607,530	$(10,607,530)	$—

Condensed Statement of Cash Flows for the Six Months Ended June 30, 2021 (Unaudited)
Initial classification of Class A ordinary shares subject to possible redemption	$252,915,960	$(252,915,960)	$—
Change in value of Class A ordinary shares subject to possible redemption	$7,263,900	$(7,263,900)	$—

	As Previously Reported	Adjustment	As Restated
Condensed Statement of Operations for the Three Months Ended March 31, 2021 (Unaudited)
Weighted average shares outstanding, Class A ordinary shares	28,750,000	(6,708,333)	22,041,667
Basic and diluted net income per share, Class A ordinary shares	$—	$0.34	$0.34
Weighted average shares outstanding, Class B ordinary shares	6,966,292	(2,458)	6,968,750
Basic and diluted net income per share, Class B ordinary shares	$1.40	$(1.06)	$0.34

Condensed Statement of Operations for the Three Months Ended June 30, 2021 (Unaudited)
Weighted average shares outstanding, Class A ordinary shares	28,750,000	—	28,750,000
Basic and diluted net loss per share, Class A ordinary shares	$—	$(0.09)	$(0.09)
Weighted average shares outstanding, Class B ordinary shares	7,187,500	—	7,187,500
Basic net loss per share, Class B ordinary shares	$(0.47)	$0.38	$(0.09)
Diluted weighted average shares outstanding, Class B ordinary shares	7,187,500	(7,187,500)	—
Diluted net loss per share, Class B ordinary shares	(0.47)	0.47	—

Condensed Statement of Operations for the Six Months Ended June 30, 2021 (Unaudited)
Weighted average shares outstanding, Class A ordinary shares	28,750,000	(3,335,635)	25,414,365
Basic and diluted net income per share, Class A ordinary shares	$—	$0.20	$0.20
Basic weighted average shares outstanding, Class B ordinary shares	7,073,550	(5,179)	7,078,729
Basic net income per share, Class B ordinary shares	$0.91	$(0.71)	$0.20
Diluted weighted average shares outstanding, Class B ordinary shares	7,187,500	—	7,187,500
Diluted net income per share, Class B ordinary shares	0.89	(0.69)	0.20
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

TZP STRATEGIES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Warrant Liabilities
The Company accounts for the Public Warrants (as defined in Note 4) and Private Placement Warrants (together, with the Public War
r
ants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The Private Placement Warrants and Public Warrants for periods where no observable traded price was available were valued using a binomial lattice simulation model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value for the Warrants as of each relevant date.
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
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021		For the Period From August 31, 2020 (Inception) Through September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$1,772,412	$443,103	$6,852,018	$1,836,248	$—	$(5,000)
Denominator:
Basic and diluted weighted average shares outstanding	28,750,000	7,187,500	26,538,462	7,111,951	—	6,250,000

Basic and diluted net income (loss) per ordinary share	$0.06	$0.06	$0.26	$0.26	$—	$(0.00)

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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Level	Fair Value
Assets:
September 30, 2021	Investment held in Trust Account – Money Market Fund	1	$287,546,397

Liabilities:
September 30, 2021	Warrant Liability – Public Warrants	1	6,037,500
September 30, 2021	Warrant Liability – Private Placement Warrants	2	3,255,000
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
NOTE 11. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements, other than the restatement discussed in Note 2.

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements for the periods ending March 31, 2021 and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A ordinary shares subject to possible redemption. We previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A ordinary shares while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this
Form 10-Q/A
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended September 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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
We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
As described elsewhere in this Quarterly Report on Form 10-Q/A, we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments, including application of ASC 480-10-S99-3A to its accounting classification of public shares. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021. See “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part I. Item 4. Controls and Procedures included in this Quarterly Report on Form 10-Q/A. We have taken a number of measures to remediate the material weaknesses described herein. However, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our shares of Class A ordinary shares are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.
Previously, our management and our audit committee concluded that we identified a material weakness in our internal controls over financial reporting as it related to the proper accounting classification warrants.
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
If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our share price may decline as a result. We cannot assure you that any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.
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

TZP STRATEGIES ACQUISITION CORP.

Date: December 29, 2021	By:	/s/ Samuel Katz
	Name:	Samuel Katz
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: December 29, 2021	By:	/s/ Sheera Michael
	Name:	Sheera Michael
	Title:	(Principal Financial Officer and
Principal Accounting Officer)