Form 10-Q
period 2022-03-31
TZP Strategies Acquisition Corp.
filed 2022-05-16
CIK 1823481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2022

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
As of May 13, 2022, there were
28,750,000 Class A ordinary shares, $0.0001 par value, and 7,187,500 Class B ordinary shares, $0.0001 par value, issued and outstanding.

TZP STRATEGIES ACQUISITION CORP.
FORM
10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.
TZP STRATEGIES ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets
Cash	$31,353	$156,181
Prepaid expenses and other current assets	527,190	617,565

Total Current Assets	558,543	773,746

Deferred offering costs	—	—
Investments held in Trust Account	287,556,052	287,552,035

TOTAL ASSETS	$288,114,595	$288,325,781

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$2,972,928	$2,918,641
Advance from related parties	11,032	11,032
Promissory note – related party	350,000	200,000

Total Current Liabilities	3,333,960	3,129,673

Deferred underwriting fee payable	10,062,500	10,062,500
Warrant liabilities	3,835,000	7,522,500

Total Liabilities	17,231,460	20,714,673

Commitments and Contingencies
Class A ordinary shares subject to possible redemption 28,750,000 shares issued and outstanding at $10.00 per share redemption value at March 31, 2022 and December 31, 2021	287,500,000	287,500,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; none issued or outstanding (excluding 28,750,000 shares subject to redemption) at March 31, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 7,187,500 shares issued and outstanding at March 31, 2022 and December 31, 2021	719	719
Additional paid-in capital	—	—
Accumulated deficit	(16,617,584)	(19,889,611)

Total Shareholders’ Deficit	(16,616,865)	(19,888,892)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$288,114,595	$288,325,781

The accompanying notes are an integral part of the unaudited condensed financial statements.

TZP STRATEGIES ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
General and administrative expenses	$419,490	$1,521,768

Loss from operations	(419,490)	(1,521,768)

Other income:
Income earned on investments held in Trust Account	4,017	39,082
Interest expense	—	(4,776)
Transaction costs allocated to warrant liabilities	—	(791,150)
Change in fair value of warrant liabilities	3,687,500	12,095,000

Total other income, net	3,691,517	11,338,156

Net income	$3,272,027	$9,816,388

Weighted average shares outstanding, Class A ordinary shares	28,750,000	22,041,667

Basic net income per share, Class A ordinary shares	$0.09	$0.34

Basic weighted average shares outstanding, Class B ordinary shares	7,187,500	6,968,750

Basic net income per share, Class B ordinary shares	$0.09	$0.34

The accompanying notes are an integral part of the unaudited condensed financial statements.

TZP STRATEGIES ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	7,187,500	$719	$—	$(19,889,611)	$(19,888,892)

Net income	—	—	—	—	—	3,272,027	3,272,027

Balance – March 31, 2022 (unaudited)	—	$—	7,187,500	$719	$—	$(16,617,584)	$(16,616,865)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — January 1, 2021	—	$—	7,187,500	$719	$24,281	$(5,000)	$20,000

Cash paid in excess of fair value of Private Placement warrants	—	—	—	—	413,333	—	413,333

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(437,614)	(28,788,607)	(29,226,221)

Net income	—	—	—	—	—	9,816,388	9,816,388

Balance – March 31, 2021 (unaudited)	—	$—	7,187,500	$719	$—	$(18,977,219)	$(18,976,500)

The accompanying notes are an integral part of the unaudited condensed financial statements.

TZP STRATEGIES ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$3,272,027	$9,816,388
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on investments held in Trust Account	(4,017)	(39,082)
Change in fair value of warrant liabilities	(3,687,500)	(12,095,000)
Transaction costs allocated to warrant liabilities	—	791,150
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	90,375	(365,021)
Accrued expenses	54,287	1,405,284

Net cash used in operating activities	(274,828)	(486,281)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(287,500,000)

Net cash used in investing activities	—	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	281,750,000
Proceeds from sale of Private Placement Warrants	—	7,750,000
Proceeds from advances from related party	—	—
Proceeds from promissory note – related party	150,000	—
Repayment of promissory note – related party	—	(123,492)
Payment of offering costs	—	(453,046)

Net cash provided by financing activities	150,000	288,923,462

Net Change in Cash	(124,828)	937,181
Cash – Beginning	156,181	—

Cash – Ending	$31,353	$937,181

Non-cash investing and financing activities:
Deferred underwriting fee payable	$—	$10,062,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

TZP STRATEGIES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from August 31, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the investments held in the Trust Account (as defined below).
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
Following the closing of the Initial Public Offering on January 22, 2021, an amount of $287,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule2a-7 of the Investment Company Act, as determined by the Company, until the earliest of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

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
MARCH 31, 2022
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
The Company will have until January 22, 2023 to consummate a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100%
of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to the Company to pay its taxes, if any (less up to
 $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
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

TZP STRATEGIES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
as filed with the SEC on March 30, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
Liquidity, Capital Resources, and Going Concern
As of March 31, 2022, the Company had approximately $0.03 million in its operating bank account, and a working capital deficit of approximately $2.78 million.
The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, the loan from the Sponsor pursuant to the Note (as defined in Note 5 and below), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full upon consummation of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.
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
As of March 31, 2022 and December 31, 2021, there

was $
350,000
and $200,000, respectfully, outstanding

under the Note.
Based on the foregoing, management believes that the Company will not have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. However, the Note will provide additional flexibility to continue the Company’s identification and pursuit of potential business combination targets. Over this time period, the Company will be using available funds, including those from the Note, for the purpose of paying existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

TZP STRATEGIES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

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
Use of Estimates
The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.
Offering Costs
Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to
$15,617,888 were
initially charged to temporary equity and then accreted to shareholders’ equity upon the completion of the Initial Public Offering,
and
$791,150
of the
offering costs were allocated to the warrant liabilities and charged to the condensed statements of operations. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

TZP STRATEGIES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

Warrant Liabilities
The Company accounts for the Public Warrants (as defined in Note 3) and Private Placement Warrants (together, with the Public Warrants, the “Warrants”) in accordance with the guidance contained in
ASC 815-40
under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject tore-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the condensed statements of operations. The Private Placement Warrants and Public Warrants for periods where no observable traded price was available were valued using a binomial lattice simulation model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value for the Warrants as of each relevant date.
Convertible Promissory Note
The Company accounts for its convertible promissory note under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). Under 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its convertible promissory note. Using the fair value option, the convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. The Company deemed the fair value of the promissory note to be at par. Changes in the estimated fair value of the notes are recognized as a non-cash gain or loss on the condensed statements of operations (see Note 5).
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ (deficit) equity section of the Company’s condensed balance sheets.
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
capital and accumulated deficit.
At March 31, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption as reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(13,608,333)
Class A ordinary shares issuance costs	(15,617,888)
Plus:
Accretion of carrying value to redemption value	29,226,221

Class A ordinary shares subject to possible redemption	$287,500,000
Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

TZP STRATEGIES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

Net Income per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class
method in calculating income per ordinary share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from income per ordinary share as the redemption value approximates fair value.
The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 14,750,000 Class A ordinary shares in the aggregate. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.
The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, adjusted for	$2,617,622	$654,405	$7,458,340	$2,358,048
Denominator:
Basic and diluted weighted average shares outstanding	28,750,000	7,187,500	22,041,667	6,968,750

Basic and diluted net income per ordinary share	$0.09	$0.09	$0.34	$0.34
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of
$250,000
. As of March 31, 2022, and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for the warrant liabilities (see Note 9).
Recent Accounting Standards
In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows.
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.
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

TZP STRATEGIES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

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
Administrative Support Agreement
The Company entered into an agreement, commencing on January 22, 2021, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022 and 2021, the Company incurred $30,000 and $30,000 in fees for these services, respectively, of which $150,000 and $120,000

is recorded in accrued expenses in the accompanying condensed balance sheets as of March 31, 2022 and December 31, 2021, respectively.
Promissory Note – Related Party
On September 1, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest
bearing and payable on the earlier of (i) February 28, 2021 and (ii) the completion of the Initial Public Offering. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under the Promissory Note. Borrowings are no longer available under the Promissory Note.
On August 10, 2021, the Company issued an unsecured promissory note (the “Note”) in the principal amount of
$1,000,000 to
the Sponsor. The Company elected to value the conversion option of the Note using the fair value, however, the Company has taken the position that the value of the conversion option is worthless. The Note does not bear interest and is repayable in full upon consummation of the Company’s initial Business Combination. If the Company does not complete a Business Combination, the Note shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the Note, in whole or in part, into private placement warrants, at a price of
$1.50

per private placement warrant. The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. As of March 31, 2022 and December 31, 2021, there was $350,000 and $200,000 outstanding, respectively, under the Note.

TZP STRATEGIES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.
Advance From Related Party
On December 31, 2021 the Sponsor advanced the Company
$11,032
;
these borrowings are
non-interest
bearing and due upon demand or at the consummation of a business combination.
NOTE 6. COMMITMENTS AND CONTINGENCIES
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
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.
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
NOTE 7. SHAREHOLDERS’ EQUITY
Preference Shares —
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary shares —
The Company is authorized to issue 300,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 28,750,000 Class A ordinary shares issued and outstanding, which are presented as temporary equity.
Class
 B Ordinary shares —
The Company is authorized to issue 30,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were 7,187,500 shares of Class B ordinary shares issued and outstanding.
Only holders of the Class B ordinary shares will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders, except as required by law.

TZP STRATEGIES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

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
one-to-one.
NOTE 8. WARRANTS
As of March 31, 2022 and December 31, 2021, there were 9,583,333 Public Warrants and 5,166,667 Private Placement Warrants outstanding.
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

TZP STRATEGIES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

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

TZP STRATEGIES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.
At March 31, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $287,556,052 and $287,552,035 in a money market fund which is invested primarily in U.S. Treasury Securities. Through March 31, 2022 and December 31, 2021, the Company did not withdraw any of income earned on the Trust Account.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

March 31, 2022	Level	Fair Value
Assets:
Investment held in Trust Account –Money Market Fund	1	$287,556,052
Liabilities:
Warrant Liability – Public Warrants	1	2,491,667
Warrant Liability – Private Placement Warrants	2	1,343,333

December 31, 2021
Assets:
Investment held in Trust Account –Money Market Fund	1	$287,552,035
Liabilities:
Warrant Liability – Public Warrants	1	4,887,500
Warrant Liability – Private Placement Warrants	2	2,635,000
The Warrants are accounted for as liabilities in accordance with
ASC815-40
and are presented within warrant liabilities in the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.
The Public Warrants and Private Placement Warrants were valued at the initial measurement date using a binomial lattice model in a risk-neutral framework, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value is the expected volatility of the ordinary shares. The expected volatility was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. For periods subsequent to the detachment of the Public Warrants from the Units where active trading of the Company’s Public Warrants is observable, including at March 31, 2022 and December 31, 2021, the close price of the Public Warrant price was used as the fair value of the Public Warrants as of each relevant date. The measurement of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market. The subsequent measurements of the Private Placement Warrants after the detachment of the Public Warrants from the Units are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market.
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the year ended December 31, 2021 was $5,750,000. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a
Level 2 fair value measurement during the year ended December 31, 2021 was $3,100,000. There were no transfers during the three months ended
March 31, 2022
, and March 31, 2021.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form
10-K
filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 31, 2020 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended March 31, 2022, we had net income of approximately $3.3 million, which consisted of income of approximately $3.7 million derived from the changes in fair value of the warrant liabilities and interest earned on investments held in Trust Account of approximately $4,000, offset by general and administrative expenses of approximately $419,000.
For the three months ended March 31, 2021, we had net income of approximately $9.8 million, which consisted of income of approximately $12.1 million derived from the changes in fair value of the warrant liabilities and interest earned on investments held in Trust Account of approximately $39,100, offset by general and administrative expenses of approximately $1.5 million, transaction costs allocable to warrants of $791,000 and interest expense of approximately $5,000.
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
For the three months ended March 31, 2022, cash used in operating activities was approximately $275,000. Net income of approximately $3.3 million was affected by non-cash
charges (income) related to the change in fair value of the warrant liabilities of approximately $3.7 million and interest earned on investments held in Trust Account of approximately $4,000. Changes in operating assets and liabilities provided approximately $145,000 of cash for operating activities.
For the three months ended March 31, 2021, cash used in operating activities was approximately $486,000. Net income of approximately $9.8 million was affected by non-cash
charges (income) related to the change in fair value of the warrant liabilities of approximately $12.1 million, interest earned on investments held in Trust Account of approximately $39,100 and transaction costs associated with the warrant liabilities of approximately $791,000. Changes in operating assets and liabilities provided approximately $1.0 million of cash for operating activities.

As of March 31, 2022, we had investments held in the Trust Account of $287,556,052 (including $56,052 of interest income) consisting of securities held in a money market fund that invests in U.S. Treasury securities. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of March 31, 2022, we had cash of $31,353. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
On August 10, 2021, we issued an unsecured promissory note (the “Note”) in the principal amount of $1,000,000 to the Sponsor. The Note does not bear interest and is repayable in full upon consummation of a Business Combination. If we do not complete a Business Combination, the Note shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the Note, in whole or in part, into private placement warrants, at a price of $1.50 per private placement warrant. The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. As of March 31, 2022, there was $350,000 outstanding under the Note.
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
Going Concern
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until January 22, 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 22, 2023.
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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

Recent Accounting Standards
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form
10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Management has implemented remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors
Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in the Annual Report on Form
10-K
filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form
10-K
filed with the SEC, except for the below:
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
On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially increase the costs and time required to negotiate and complete an initial business combination and could potentially impair our ability to complete an initial business combination.

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
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,166,667 Private Placement Warrant at a price of $1.50 per Private Placement Warrant in a private placement to TZPS SPAC Holdings LLC (the “Sponsor”), generating gross proceeds of $7,750,000, which is described in Note 3. Each Unit consists of one Class A ordinary share (“Private Share”) and one-third
of one redeemable warrant. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
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

TZP STRATEGIES ACQUISITION CORP.

Date: May 16, 2022	By:	/s/ Samuel Katz
	Name:	Samuel Katz
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Sheera Michael
	Name:	Sheera Michael
	Title:	(Principal Financial Officer and Principal Accounting Officer)