Form 10-Q
period 2022-06-30
TZP Strategies Acquisition Corp.
filed 2022-08-09
CIK 1823481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-39909

TZP STRATEGIES ACQUISITION CORP.
(Exact Name of Registrant as Specified in
Its
Charter)

Cayman Islands	98-1555127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
888 7
th
Avenue, 20
th
Floor
New York, NY 10106
(212)398-0300
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
(
212
)
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
Yes ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non
-accelerated
filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in
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

Rule12b-2

of the
Exchange Act).    Yes ☒    No  ☐
As of A
ugust
9
, 202
2, there were 28,750,000 Class A ordinary shares, $0.0001 par value, and 7,187,500 Class B ordinary shares, $0.0001 par value, issued and outstanding.

TZP STRATEGIES ACQUISITION CORP.
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.
TZP STRATEGIES ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets
Cash	$51,070	$156,181
Prepaid expenses and other current assets	367,315	617,565

Total Current Assets	418,385	773,746
Deferred offering costs	—	—
Investments held in Trust Account	287,770,330	287,552,035

TOTAL ASSETS	$288,188,715	$288,325,781

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$3,012,851	$2,918,641
Advance from related parties	11,032	11,032
Promissory note – related party	450,000	200,000

Total Current Liabilities	3,473,883	3,129,673
Deferred underwriting fee payable	10,062,500	10,062,500
Warrant liabilities	1,180,000	7,522,500

Total Liabilities	14,716,383	20,714,673

Commitments and Contingencies
Class A ordinary shares subject to possible redemption 28,750,000 shares issued and outstanding at $10.00 per share redemption value at June 30, 2022 and December 31, 2021	287,770,330	287,500,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; none issued or outstanding (excluding 28,750,000 shares subject to redemption) at June 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 7,187,500 shares issued and outstanding at June 30, 2022 and December 31, 2021	719	719
Additional paid-in capital	—	—
Accumulated deficit	(14,298,717)	(19,889,611)

Total Shareholders’ Deficit	(14,297,998)	(19,888,892)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$288,188,715	$288,325,781

The accompanying notes are an integral part of the unaudited condensed financial statements.

TZP STRATEGIES ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative expenses	$280,081	$244,108	$699,571	$1,765,876

Loss from operations	(280,081)	(244,108)	(699,571)	(1,765,876)

Other income (expense):
Income earned on investments held in Trust Account	214,278	3,615	218,295	42,697
Interest expense	—	(5,644)	—	(10,420)
Transaction costs allocated to warrant liabilities	—	—	—	(791,150)
Change in fair value of warrant liabilities	2,655,000	(3,097,500)	6,342,500	8,997,500

Total other income (expense), net	2,869,278	(3,099,529)	6,560,795	8,238,627
Net income (loss)	$2,589,197	$(3,343,637)	$5,861,224	$6,472,751

Weighted average shares outstanding, Class A ordinary shares	28,750,000	28,750,000	28,750,000	25,414,365

Basic net income (loss) per share, Class A ordinary shares	$0.07	$(0.09)	$0.16	$0.20

Basic weighted average shares outstanding, Class B ordinary shares	7,187,500	7,187,500	7,187,500	7,078,729

Basic net income (loss) per share, Class B ordinary shares	$0.07	$(0.09)	$0.16	$0.20

The accompanying notes are an integral part of the unaudited condensed financial statements.

TZP STRATEGIES ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	7,187,500	$719	$—	$(19,889,611)	$(19,888,892)
Net income	—	—	—	—	—	3,272,027	3,272,027

Balance – March 31, 2022 (unaudited)	—	$—	7,187,500	$719	$—	$(16,617,584)	$(16,616,865)
Change in value of Class A ordinary shares subject to redemption						(270,330)	(270,330)
Net income	—	—	—	—	—	2,589,197	2,589,197

Balance – June 30, 2022 (unaudited)	—	$—	7,187,500	$719	$—	$(14,298,717)	$(14,297,998)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — January 1, 2021	—	$—	7,187,500	$719	$24,281	$(5,000)	$20,000
Cash paid in excess of fair value of Private Placement warrants	—	—	—	—	413,333	—	413,333
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(437,614)	(28,788,607)	(29,226,221)
Net income	—	—	—	—	—	9,816,388	9,816,388

Balance – March 31, 2021 (unaudited)	—	$—	7,187,500	$719	$—	$(18,977,219)	$(18,976,500)
Net loss	—	—	—	—	—	(3,343,637)	(3,343,637)

Balance – June 30, 2021 (unaudited)	—	$—	7,187,500	$719	$—	$(22,320,856)	$(22,320,137)

The accompanying notes are an integral part of the unaudited condensed financial statements.

TZP STRATEGIES ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$5,861,224	$6,472,751
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on investments held in Trust Account	(218,295)	(42,697)
Change in fair value of warrant liabilities	(6,342,500)	(8,997,500)
Transaction costs allocated to warrant liabilities	—	791,150
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	250,250	(463,977)
Accrued expenses	94,210	1,456,953

Net cash used in operating activities	(355,111)	(783,320)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(287,500,000)

Net cash used in investing activities	—	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	281,750,000
Proceeds from sale of Private Placement Warrants	—	7,750,000
Proceeds from advances from related party	—	—
Proceeds from promissory note – related party	250,000	—
Repayment of promissory note – related party	—	(123,492)
Payment of offering costs	—	(453,046)

Net cash provided by financing activities	250,000	288,923,462

Net Change in Cash	(105,111)	640,142
Cash – Beginning	156,181	—

Cash – Ending	$51,070	$640,142

Non-cash investing and financing activities:
Deferred underwriting fee payable	$—	$10,062,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

TZP STRATEGIES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from August 31, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the investments held in the Trust Account (as defined below).
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
JUNE 30, 2022
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
The Company will have until January 22, 2023 to consummate a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100%of the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
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
JUNE 30, 2022
(UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form10-Q and Article 8 of Regulation
S-X
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on
Form10-K
for the year ended December 31, 2021, as filed with the SEC on March 30, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
Liquidity, Capital Resources, and Going Concern
As of June 30, 2022, the Company had approximately $0.05 million in its operating bank account, and a working capital deficit of approximately $3.05 million.
The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, the loan from the Sponsor pursuant to the Note (as defined in Note 5 and below), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full upon consummation of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.
On August 10, 2021, the Company issued an unsecured promissory note (the “Note”) in the principal amount of $1,000,000to the Sponsor. The Note does not bear interest and is repayable in full upon consummation of a Business Combination. If the Company does not complete a Business Combination, the Note shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the Note, in whole or in part, into private placement warrants, at a price of $1.50 per private placement warrant. The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. As of June 30, 2022 and December 31, 2021, there was $450,000 and $200,000, respectfully, outstanding under the Note.
Based on the foregoing, management believes that the Company will not have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. However, the Note will provide additional flexibility to continue the Company’s identification and pursuit of potential business combination targets. Over this time period, the Company will be using available funds, including those from the Note, for the purpose of paying existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business
Combination
.

TZP STRATEGIES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

In connection with the Company’s assessment of going concern considerations in accordance with Financial Ac counting
Standard Board’s Accounting Standards
Update2014-15,
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
Use of Estimates
The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period
s
.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.
Offering Costs
Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to$15,617,888 were initially charged to temporary equity and then accreted to shareholders’ equity upon the completion of the Initial Public Offering, and $791,150 of the offering costs were allocated to the warrant liabilities and charged to the condensed statements of operations. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not
reasonably
expected to require the use of current assets or require the creation of current liabilities.

TZP STRATEGIES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.
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
capital and accumulated deficit.
At June 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption as reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	250,000,000
Class A ordinary shares issuance costs	(37,500,000)
Plus:
Accretion of carrying value to redemption value	(212,500,000)

Class A ordinary shares subject to possible redemption, December 31, 2021	$287,500,000
Plus:
Accretion of carrying value to redemption value	270,330

Class A ordinary shares subject to possible redemption, June 30, 2022	287,770,330
Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
JUNE 30, 2022
(UNAUDITED)

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
The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 14,750,000 Class A ordinary shares in the aggregate. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), adjusted for	$2,071,358	$517,839	$(2,674,910)	$(668,727)	$4,688,979	$1,172,245	$5,062,641	$1,410,110
Denominator:
Basic and diluted weighted average shares outstanding	28,750,000	7,187,500	28,750,000	7,187,500	28,750,000	7,187,500	25,414,365	7,078,729
Basic and diluted net income (loss) per ordinary share	$0.07	$0.07	$(0.09)	$(0.09)	$0.16	$0.16	$0.20	$0.20
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of

$250,000. As of June 30, 2022, and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.
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
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU
2020-06
removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU
2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on our financial position, results of operations or cash flows.
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
JUNE 30, 2022
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
The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earliest of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions,
share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any30-tradingday period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.
Administrative Support Agreement
The Company entered into an agreement, commencing on January 22, 2021, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000 in fees for these services, respectively. For the three and six months ended June 30, 2021, the Company incurred $30,000 and $60,000 in fees for these services, respectively. As of June 30, 2022 and December 31, 2021, respectively, $180,000 and $120,000 is recorded in accrued expenses in the accompanying condensed balance sheets.
Promissory Note – Related Party
On September 1, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest
bearing and payable on the earlier of (i) February 28, 2021 and (ii) the completion of the Initial Public Offering. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under the Promissory Note. Borrowings are no longer available under the Promissory Note.
On August 10, 2021, the Company issued an unsecured promissory note (the “Note”) in the principal amount of

$1,000,000 to the Sponsor. The Company elected to value the conversion option of the Note using the fair value, however, the Company has taken the position that the value of the conversion option is worthless. The Note does not bear interest and is repayable in full upon consummation of the Company’s initial Business Combination. If the Company does not complete a Business Combination, the Note shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the Note, in whole or in part, into private placement warrants, at a price of$1.50 per private placement warrant. The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. As of June 30, 2022 and December 31, 2021, there was $450,000 and $200,000 outstanding, respectively, under the Note.

TZP STRATEGIES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.
Advance From Related Party
On December 31, 2021 the Sponsor advanced the Company $11,032; these borrowings are non-interest
bearing and due upon demand or at the consummation of a business combination.
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
NOTE 7. SHAREHOLDERS’ DEFICIT
Preference Shares —
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary shares —
The Company is authorized to issue 300,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 28,750,000 Class A ordinary shares issued and outstanding, which are presented as temporary equity.
Class
 B Ordinary shares —
The Company is authorized to issue 30,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were 7,187,500 shares of Class B ordinary shares issued and outstanding.
Only holders of the Class B ordinary shares will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders, except as required by law.

TZP STRATEGIES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
NOTE 8. WARRANTS
As of June 30, 2022 and December 31, 2021, there were 9,583,333 Public Warrants and 5,166,667 Private Placement Warrants outstanding.
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

•
if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within
a30-tradingday
period ending three trading days before the Company sends the notice of redemption to the warrant holders.

TZP STRATEGIES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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

•
if, and only if, the closing price of the Class A ordinary shares equal or exceeds $10.00 per public share (as adjusted) for any 20 trading days within the30-tradingday period ending three trading days before the Company sends the notice of redemption of the warrant holders; and

•
if the closing price of the Class A ordinary shares for any 20 trading days within
a30-tradingday
period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants, as described above.

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

TZP STRATEGIES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

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
At June 30, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $287,770,330 and $287,552,035 in a money market fund which is invested primarily in U.S. Treasury Securities. Through June 30, 2022 and December 31, 2021, the Company did not withdraw any of income earned on the Trust Account.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

June 30, 2022	Level	Fair Value
Assets:
Investment held in Trust Account –Money Market Fund	1	$287,770,330
Liabilities:
Warrant Liability – Public Warrants	1	766,667
Warrant Liability – Private Placement Warrants	2	413,333

December 31, 2021
Assets:
Investment held in Trust Account –Money Market Fund	1	$287,552,035
Liabilities:
Warrant Liability – Public Warrants	1	4,887,500
Warrant Liability – Private Placement Warrants	2	2,635,000
The Warrants are accounted for as liabilities in accordance withASC815-40and are presented within warrant liabilities in the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.
The Public Warrants and Private Placement Warrants were valued at the initial measurement date using a binomial lattice model in a risk-neutral framework, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value is the expected volatility of the ordinary shares. The expected volatility was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. For periods subsequent to the detachment of the Public Warrants from the Units where active trading of the Company’s Public Warrants is observable, including at June 30, 2022 and December 31, 2021, the close price of the Public Warrant price was used as the fair value of the Public Warrants as of each relevant date. The measurement of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market. The subsequent measurements of the Private Placement Warrants after the detachment of the Public Warrants from the Units are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market.
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
There were no transfers during the three months ended June 30, 2022 and 2021. There were transfers of Public Warrants from a Level 3 measurement to a Level 1 fair value measurement of $0 and $7,762,500 for the six months ended June 30, 2022 and 2021, respectively and there were transfers of Private Placement Warrants from a Level 3 measurement to a Level 2 fair value measurement of $0 and $4,185,000 for the six months ended June 30, 2022 and 2021.
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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on
Form10-K
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 31, 2020 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2022, we had net income of approximately $2.6 million, which consisted of income of approximately $2.7 million derived from the changes in fair value of the warrant liabilities and interest earned on investments held in Trust Account of approximately $214,000, offset by general and administrative expenses of approximately $280,000.
For the six months ended June 30, 2022, we had net income of approximately $5.9 million, which consisted of income of approximately $6.3 million derived from the changes in fair value of the warrant liabilities and interest earned on investments held in Trust Account of approximately $218,000, offset by general and administrative expenses of approximately $700,000.
For the three months ended June 30, 2021, we had net loss of approximately $3.3 million, which consisted of loss of approximately $3.1 million derived from the changes in fair value of the warrant liabilities, general and administrative expenses of approximately $244,000 and interest expense of approximately $6,000, offset by interest earned on investments held in Trust Account of approximately $4,000.
For the six months ended June 30, 2021, we had net income of approximately $6.5 million, which consisted of income of approximately $9.0 million derived from the changes in fair value of the warrant liabilities and interest earned on investments held in Trust Account of approximately $42,700, offset by general and administrative expenses of approximately $1.8 million, transaction costs allocable to warrants of $791,000 and interest expense of approximately $10,000.
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
For the six months ended June 30, 2022, cash used in operating activities was approximately $355,000. Net income of approximately $5.9 million was affected by non-cash
charges related to the change in fair value of the warrant liabilities of approximately $6.3 million and interest earned on investments held in Trust Account of approximately $218,000. Changes in operating assets and liabilities provided approximately $344,000 of cash for operating activities.
For the six months ended June 30, 2021, cash used in operating activities was approximately $783,000. Net income of approximately $6.5 million was affected by non-cash
charges (income) related to the change in fair value of the warrant liabilities of approximately $9.0 million, interest earned on investments held in Trust Account of approximately $42,700 and transaction costs associated with the warrant liabilities of approximately $791,000. Changes in operating assets and liabilities provided approximately $1.0 million of cash for operating activities.

As of June 30, 2022, we had investments held in the Trust Account of $287,770,330 (including $218,295 of interest income) consisting of securities held in a money market fund that invests in U.S. Treasury securities. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of June 30, 2022, we had cash of $51,070. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
On August 10, 2021, we issued an unsecured promissory note (the “Note”) in the principal amount of $1,000,000 to the Sponsor. The Note does not bear interest and is repayable in full upon consummation of a Business Combination. If we do not complete a Business Combination, the Note shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the Note, in whole or in part, into private placement warrants, at a price of $1.50 per private placement warrant. The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. As of June 30, 2022, there was $450,000 outstanding under the Note.
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
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Class A Ordinary Shares Subject to Possible Redemption
We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity (deficit) section of our condensed balance sheets.
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex financial instruments and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.
Remediation of a Material weakness in Internal Control over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2022.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in the Annual Report on Form10-Kfiled with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form10-Kfiled with the SEC, except for the below:
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On January 22, 2021, we consummated the Initial Public Offering of 28,750,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $287,500,000. Credit Suisse acted as sole book-running of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on
Form S-1(No. 333-251773).The
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
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this
Form10-Q.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on
Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File—the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

*	Filed herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TZP STRATEGIES ACQUISITION CORP.

Date: August 9, 2022	By:	/s/ Samuel Katz
	Name:	Samuel Katz
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: August 9, 2022	By:	/s/ Heather Fraser
	Name:	Heather Fraser
	Title:	(Principal Financial Officer and Principal Accounting Officer)