Form 10-Q
period 2022-09-30
TZP Strategies Acquisition Corp.
filed 2022-11-07
CIK 1823481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file
number:001-39909

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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in
Rule 12b-2of
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
 7,
2022, there were 28,750,000 Class A ordinary shares, $0.0001 par value, and 7,187,500 Class B ordinary shares, $0.0001 par value, issued and outstanding.

TZP STRATEGIES ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.
TZP STRATEGIES ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets
Cash	$33,253	$156,181
Prepaid expenses and other current assets	207,440	617,565

Total Current Assets	240,693	773,746
Investments held in Trust Account	288,735,171	287,552,035

TOTAL ASSETS	$288,975,864	$288,325,781

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$2,687,093	$2,918,641
Advance from related parties	11,032	11,032
Promissory note – related party	775,000	200,000

Total Current Liabilities	3,473,125	3,129,673
Deferred underwriting fee payable	10,062,500	10,062,500
Warrant liabilities	1,327,500	7,522,500

Total Liabilities	14,863,125	20,714,673

Commitments and Contingencies
Class A ordinary shares subject to possible redemption 28,750,000 shares issued and outstanding at $10.04 and $10.00 per share redemption value at September 30, 2022 and December 31, 2021 , respectively	288,735,171	287,500,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; none issued or outstanding (excluding 28,750,000 shares subject to redemption) at September 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 7,187,500 shares issued and outstanding at September 30, 2022 and December 31, 2021	719	719
Additional paid-in capital	—	—
Accumulated deficit	(14,623,151)	(19,889,611)

Total Shareholders’ Deficit	(14,622,432)	(19,888,892)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$288,975,864	$288,325,781

The accompanying notes are an integral part of the unaudited condensed financial statements.

TZP STRATEGIES ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative expenses	$176,934	$439,597	$876,505	$2,205,473

Loss from operations	(176,934)	(439,597)	(876,505)	(2,205,473)

Other income (expense):
Income earned on investments held in Trust Account	964,841	3,700	1,183,136	46,397
Interest expense	—	(3,588)	—	(14,008)
Transaction costs allocated to warrant liabilities	—	—	—	(791,150)
Change in fair value of warrant liabilities	(147,500)	2,655,000	6,195,000	11,652,500

Total other income, net	817,341	2,655,112	7,378,136	10,893,739

Net income	$640,407	$2,215,515	$6,501,631	$8,688,266

Weighted average shares outstanding, Class A ordinary shares	28,750,000	28,750,000	28,750,000	26,538,462

Basic net income per share, Class A ordinary shares	$0.02	$0.06	$0.18	$0.26

Basic weighted average shares outstanding, Class B ordinary shares	7,187,500	7,187,500	7,187,500	7,111,951

Basic net income per share, Class B ordinary shares	$0.02	$0.06	$0.18	$0.26

The accompanying notes are an integral part of the unaudited condensed financial statements.

TZP STRATEGIES ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	7,187,500	$719	$—	$(19,889,611)	$(19,888,892)
Net income	—	—	—	—	—	3,272,027	3,272,027

Balance – March 31, 2022 (unaudited)	—	—	7,187,500	719	—	(16,617,584)	(16,616,865)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(270,330)	(270,330)
Net income	—	—	—	—	—	2,589,197	2,589,197

Balance – June 30, 2022 (unaudited)	—	—	7,187,500	719	—	(14,298,717)	(14,297,998)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(964,841)	(964,841)
Net income	—	—	—	—	—	640,407	640,407

Balance – September 30, 2022 (unaudited)	—	$—	7,187,500	$719	$—	$(14,623,151)	$(14,622,432)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — January 1, 2021	—	$—	7,187,500	$719	$24,281	$(5,000)	$20,000
Cash paid in excess of fair value of Private Placement warrants	—	—	—	—	413,333	—	413,333
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(437,614)	(28,788,607)	(29,226,221)
Net income	—	—	—	—	—	9,816,388	9,816,388

Balance – March 31, 2021 (unaudited)	—	—	7,187,500	719	—	(18,977,219)	(18,976,500)
Net loss	—	—	—	—	—	(3,343,637)	(3,343,637)

Balance – June 30, 2021 (unaudited)	—	—	7,187,500	719	—	(22,320,856)	(22,320,137)
Net income	—	—	—	—	—	2,215,515	2,215,515

Balance – September 30, 2021 (unaudited)	—	$—	7,187,500	$719	$—	$(20,105,341)	$(20,104,622)

The accompanying notes are an integral part of the unaudited condensed financial statements.

TZP STRATEGIES ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$6,501,631	$8,688,266
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on investments held in Trust Account	(1,183,136)	(46,397)
Change in fair value of warrant liabilities	(6,195,000)	(11,652,500)
Transaction costs allocated to warrant liabilities	—	791,150
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	410,125	(530,541)
Accrued expenses	(231,548)	1,641,306

Net cash used in operating activities	(697,928)	(1,108,716)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(287,500,000)

Net cash used in investing activities	—	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	281,750,000
Proceeds from sale of Private Placement Warrants	—	7,750,000
Proceeds from promissory note – related party	575,000	—
Repayment of promissory note – related party	—	(123,492)
Payment of offering costs	—	(453,046)

Net cash provided by financing activities	575,000	288,923,462

Net Change in Cash	(122,928)	314,746
Cash – Beginning	156,181	—

Cash – Ending	$33,253	$314,746

Non-cash investing and financing activities:
Deferred underwriting fee payable	$—	$10,062,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

TZP STRATEGIES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from August 31, 2020 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the investments held in the Trust Account (as defined below).
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
Following the closing of the Initial Public Offering on January 22, 2021, an amount of $287,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions
underRule2a-7of
the Investment Company Act, as determined by the Company, until the earliest of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.
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
SEPTEMBER 30, 2022
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
SEPTEMBER 30, 2022
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
for the year ended December 31, 2021, as filed with the SEC on March 30, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
Liquidity, Capital Resources, and Going Concern
As of September 30, 2022, the Company had approximately $0.03 million in its operating bank account, and a working capital deficit of approximately $3.23 million.
The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, the loan from the Sponsor pursuant to the Note (as defined in Note 5 and below), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full upon consummation of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.
On August 10, 2021, the Company issued an unsecured promissory note (the “Note”) in the principal amount of $1,000,000 to the Sponsor. The Note does not bear interest and is repayable in full upon consummation of a Business Combination. If the Company does not complete a Business Combination, the Note shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the Note, in whole or in part, into private placement warrants, at a price of $1.50 per private placement warrant. The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. As of September 30, 2022 and December 31, 2021, there was $775,000 and $200,000, respectfully, outstanding under the Note.
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

TZP STRATEGIES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting
StandardsUpdate2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until January 22, 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management remains focused on identifying and pursuing potential business combination targets and will be using available funds, including those from the Note, to cover interim expenses. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be require
d t
o liquidate after January 22, 2023.
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
Use of Estimates
The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.
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

TZP STRATEGIES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

Warrant Liabilities
The Company accounts for the Public Warrants (as defined in Note 8) and Private Placement Warrants (together, with the Public Warrants, the “Warrants”) in accordance with the guidance contained in
ASC 815-40 under
which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject tore-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the condensed statements of operations. The Private Placement Warrants and Public Warrants for periods where no observable traded price was available were valued using a binomial lattice simulation model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value for the Warrants as of each relevant date.
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.
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
capital and accumulated deficit.
At September 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption as reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	250,000,000
Class A ordinary shares issuance costs	(37,500,000)
Plus:
Accretion of carrying value to redemption amount	(212,500,000)

Class A ordinary shares subject to possible redemption, December 31, 2021	287,500,000
Plus:
Accretion of carrying value to redemption amount	1,235,171

Class A ordinary shares subject to possible redemption, September 30, 2022	$288,735,171

Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
SEPTEMBER 30, 2022
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
The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 14,750,000 Class A ordinary shares in the aggregate. As of September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.
The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$512,326	$128,081	$1,772,412	$443,103	$5,201,305	$1,300,326	$6,852,018	$1,836,248
Denominator:
Basic and diluted weighted average shares outstanding	28,750,000	7,187,500	28,750,000	7,187,500	28,750,000	7,187,500	26,538,462	7,111,951

Basic and diluted net income per ordinary share	$0.02	$0.02	$0.06	$0.06	$0.18	$0.18	$0.26	$0.26
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2022, and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.
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
and Derivatives and Hedging—Contracts in Entity’s Own Equity
(Subtopic815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”
(“ASU2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU2020-06removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU
2020-06
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

TZP STRATEGIES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
Administrative Support Agreement
The Company entered into an agreement, commencing on January 22, 2021, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $90,000 in fees for these services, respectively. For the three and nine months ended September 30, 2021, the Company incurred $30,000 and $90,000 in fees for these services, respectively. As of September 30, 2022 and December 31, 2021, respectively, $210,000 and $120,000 is recorded in accrued expenses in the accompanying condensed balance sheets.
Promissory Note – Related Party
On September 1, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest
bearing and payable on the earlier of (i) February 28, 2021 and (ii) the completion of the Initial Public Offering. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under the Promissory Note. Borrowings are no longer available under the Promissory Note.
On August 10, 2021, the Company issued an unsecured promissory note (the “Note”) in the principal amount of $1,000,000 to the Sponsor. The Company elected to value the conversion option of the Note using the fair value, however, the Company has taken the position that the value of the conversion option is worthless. The Note does not bear interest and is repayable in full upon consummation of the Company’s initial Business Combination. If the Company does not complete a Business Combination, the Note shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the Note, in whole or in part, into private placement warrants, at a price of$1.50 per private placement warrant. The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. As of September 30, 2022 and December 31, 2021, there was $775,000 and $200,000 outstanding, respectively, under the Note.

TZP STRATEGIES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.
Advance From Related Party
On December 31, 2021 the Sponsor advanced the Company $11,032; these borrowings are non-interest
bearing and due upon demand or at the consummation of a business combination.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.
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
NOTE 7. SHAREHOLDERS’ DEFICIT
Preference Shares —
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary shares —
The Company is authorized to issue 300,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 28,750,000 Class A ordinary shares issued and outstanding, which are presented as temporary equity.
Class
 B Ordinary shares —
The Company is authorized to issue 30,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were 7,187,500 shares of Class B ordinary shares issued and outstanding.
Only holders of the Class B ordinary shares will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders, except as required by law.

TZP STRATEGIES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted
basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in a Business Combination and any Private Placement Warrants issued to the Sponsor, its affiliates or any member of the Company’s management team upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one
.
NOTE 8. WARRANTS
As of September 30, 2022 and December 31, 2021, there were 9,583,333 Public Warrants and 5,166,667 Private Placement Warrants outstanding.
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

•
if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days withina30-tradingdayperiod ending three trading days before the Company sends the notice of redemption to the warrant holders.

TZP STRATEGIES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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

•
if, and only if, the closing price of the Class A ordinary shares equal or exceeds $10.00 per public share (as adjusted) for any 20 trading days within the30-tradingday period ending three trading days before the Company sends the notice of redemption of the warrant holders; and

•
if the closing price of the Class A ordinary shares for any 20 trading days withina30-tradingdayperiod ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants, as described above.

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
SEPTEMBER 30, 2022
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
At September 30, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $288,735,171 and $287,552,035 in a money market fund which is invested primarily in U.S. Treasury Securities. Through September 30, 2022 and December 31, 2021, the Company did not withdraw any of income earned on the Trust Account.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	Fair Value
September 30, 2022
Assets:
Investment held in Trust Account –Money Market Fund	1	$288,735,171
Liabilities:
Warrant Liability – Public Warrants	1	862,500
Warrant Liability – Private Placement Warrants	2	465,000
December 31, 2021
Assets:
Investment held in Trust Account –Money Market Fund	1	$287,552,035
Liabilities:
Warrant Liability – Public Warrants	1	4,887,500
Warrant Liability – Private Placement Warrants	2	2,635,000
The Warrants are accounted for as liabilities in accordance with
ASC815-40
and are presented within warrant liabilities in the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.
The Public Warrants and Private Placement Warrants were valued at the initial measurement date using a binomial lattice model in a risk-neutral framework, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value is the expected volatility of the ordinary shares. The expected volatility was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. For periods subsequent to the detachment of the Public Warrants from the Units where active trading of the Company’s Public Warrants is observable, including at September 30, 2022 and December 31, 2021, the close price of the Public Warrant price was used as the fair value of the Public Warrants as of each relevant date. The measurement of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market. The subsequent measurements of the Private Placement Warrants after the detachment of the Public Warrants from the Units are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market.
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the year ended December 31, 2021 was $5,750,000. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the year ended December 31, 2021 was $3,100,000. There were no transfers during the three months ended September 30, 2022 and 2021. There were transfers of Public Warrants from a Level 3 measurement to a Level 1 fair value measurement of $0 and $7,762,500 for the nine months ended September 30, 2022 and 2021, respectively and there were transfers of Private Placement Warrants from a Level 3 measurement to a Level 2 fair value measurement of $0 and $4,185,000 for the nine months ended September 30, 2022 and 2021
, respectively.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to TZP Strategies Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to TZPS SPAC Holdings LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 31, 2020 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net income of $640,407, which consisted of interest earned on investments held in Trust Account of $964,841, offset by general and administrative expenses of $176,934 and loss of $147,500 derived from the changes in fair value of the warrant liabilities.

For the nine months ended September 30, 2022, we had net income of $6,501,631, which consisted of income of $6,195,000 derived from the changes in fair value of the warrant liabilities and interest earned on investments held in Trust Account of $1,183,136, offset by general and administrative expenses of $876,505.

For the three months ended September 30, 2021, we had net income of $2,215,515, which consisted of income of $2,655,000 derived from the changes in fair value of the warrant liabilities and interest earned on investment held in Trust Account of $3,700, offset by general and administrative expenses costs of $439,597 and interest expense of $3,588.

For the nine months ended September 30, 2021, we had net income of $8,688,266, which consisted of income of $11,652,500 derived from the changes in fair value of the warrant liabilities and interest earned on investment held in Trust Account of $46,397, offset by general and administrative expenses costs of $2,205,473, transaction costs allocated to warrant liabilities of $791,150 and interest expense of $14,008.

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

For the nine months ended September 30, 2022, cash used in operating activities was approximately $0.7 million. Net income of approximately $6.5 million was affected by non-cash charges related to the change in fair value of the warrant liabilities of approximately $6.2 million and interest earned on investments held in Trust Account of approximately $1.2 million. Changes in operating assets and liabilities provided approximately $0.2 million of cash for operating activities.

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

As of September 30, 2022, we had investments held in the Trust Account of $288,735,171 (including $1,235,171 of interest income) consisting of securities held in a money market fund that invests in U.S. Treasury securities. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had cash of $33,253. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

On August 10, 2021, we issued an unsecured promissory note (the “Note”) in the principal amount of $1,000,000 to the Sponsor. The Note does not bear interest and is repayable in full upon consummation of a Business Combination. If we do not complete a Business Combination, the Note shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the Note, in whole or in part, into private placement warrants, at a price of $1.50 per private placement warrant. The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. As of September 30, 2022, there was $775,000 outstanding under the Note.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board Accounting Standards Update (“ASU”)2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until January 22, 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. We may not have sufficient liquidity to fund the working capital needs of the Company through our liquidation date or one year from the issuance of these condensed financial statements. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 22, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

Net Income Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. We apply the two-class method in calculating income per ordinary share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from income per ordinary share as the redemption value approximates fair value.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

As a result of the recurring fair value measurement, our unaudited condensed financial statements may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

TZP STRATEGIES ACQUISITION CORP.

Date: November 7, 2022	By:	/s/ Samuel Katz
	Name:	Samuel Katz
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: November 7, 2022	By:	/s/ Heather Fraser
	Name:	Heather Fraser
	Title:	(Principal Financial Officer and Principal Accounting Officer)